Form 10-K
period 2002-12-31
M&I  AUTO LOAN TRUST 2001-1
filed 2003-03-31
CIK 1156890

==================================
                                               OMB APPROVAL
                                              ==================================
                                               OMB Number: 3235-0063
                                              ==================================
                                               Expires: August 31,2005
                                              ==================================
                                               Estimated average burden
                                               hours per response: 1312.00
                                              ==================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission file number 333-63354-01

                       M&I AUTO LOAN TRUST 2001-1, Issuer/
              BOND SECURITIZATION, L.L.C., Registrant and Depositor
             (Exact name of registrant as specified in its charter)

                  Delaware                                36-4449120
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


  c/o M&I Marshall & Ilsley Bank, as Servicer
          770 North Water Street NW5                              53202
             Milwaukee, Wisconsin                               (Zip Code)
   (Address of principal executive offices)

                                 (414) 765-7801
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

                                     PART I

Item 1.    Business

This Annual Report on Form 10-K (the "Report") is filed with respect to M&I Auto Loan Trust 2002-1 (the "Trust"), a common law trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of August 30, 2001 (the "Trust Agreement"), among Bond Securitization, L.L.C. (the "Depositor"), Bankers Trust (Delaware), as owner trustee (the "Owner Trustee") and M&I Marshall & Ilsley Bank, as administrator (referred to herein as the "Company"). The Trust issued $347, 000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the "Notes") pursuant to an Indenture, dated as of August 20, 2001 (the "Indenture"), among the Owner Trustee, Bank One, National Association, as indenture trustee (the "Indenture Trustee") and the Company, as servicer, and operating pursuant to the Trust Agreement. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances (collectively, the "Relief Letters").

Item 2.    Properties

Not applicable in reliance on the Relief Letters.

Item 3.    Legal Proceedings

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Depositor, the Indenture Trustee, the Servicer, the Custodian or the Owner Trustee, which were pending at December 31, 2002, or as of the date of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

 No votes or consents of Noteholders were solicited during fiscal year 2002 for any purpose.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

(a)  There is no established public trading market for the Notes.

(b) On December 31, 2002, there were less than 300 holders of record of each Class of Notes.

Since the Registrant pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Registrant. See Item 15 for information with respect to distributions to Noteholders.


Item 6.    Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Not Applicable in reliance on the Relief Letters.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable in reliance on the Relief Letters.

Item 8.    Financial Statements and Supplementary Data

Not Applicable in reliance on the Relief Letters.

Item 9. Changes in and Disagreements With Accountants on Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Not Applicable in reliance on the Relief Letters.

Item 11.   Executive Compensation

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

M&I Marshall & Ilsley Bank owns 100% of the Certificates issued by the Trust. While some noteholder's positions in the Trust exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13.   Certain Relationships and Related Transactions

None.

Item 14.   Controls and Procedures

Not Applicable.

                                     PART IV

Item 15.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)   (1)    Not applicable

      (2)    Not applicable

      (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.


(b)   Current Reports on Form 8-K during the year ending December 31, 2002:

                  Date                           Items Reported
                  ----                           --------------
         January 29, 2002                        Monthly Servicer's Report*
         February 25, 2002                       Monthly Servicer's Report*
         March 25, 2002                          Monthly Servicer's Report*
         April 23, 2002                          Monthly Servicer's Report*
         May 23, 2002                            Monthly Servicer's Report*
         June 27, 2002                           Monthly Servicer's Report*
         July 29, 2002                           Monthly Servicer's Report*
         August 27, 2002                         Monthly Servicer's Report*
         September 25, 2002                      Monthly Servicer's Report*
         October 29, 2002                        Monthly Servicer's Report*
         November 26, 2002                       Monthly Servicer's Report*
         December 20, 2002                       Monthly Servicer's Report*

*Incorporated by reference.

(c)   See 15(a)(3) above.

(d)   Not Applicable.  See the Relief Letters.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 2003                         M&I AUTO LOAN TRUST 2001-1

                                        By:  M&I MARSHALL & ILSLEY BANK, as
                                             Servicer

                                        By:  /s/ THOMAS J. O'NEILL
                                             -----------------------------------
                                             Name:  Thomas J. O'Neill
                                             Title: Executive Vice President


                                 CERTIFICATIONS

I, Thomas J. O'Neill, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of M&I Auto Loan Trust 2001-1;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the servicing information required to be provided to the Indenture Trustee by the Servicer under the Sale and Servicing Agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the Servicer under the Sale and Servicing Agreement and based upon my knowledge and the review required under the Sale and Servicing Agreement, the Servicer has fulfilled its obligations under the Sale and Servicing Agreement; and

     5. There are no significant deficiencies relating to the Servicer's compliance with the minimum servicing standards set forth in the Sale and Servicing Agreement.



March 31, 2003                          By:  M&I MARSHALL & ILSLEY BANK, as
                                             Servicer

                                        By:  /s/ THOMAS J. O'NEILL
                                             -----------------------------------
                                             Name:  Thomas J. O' Neill
                                             Title: Executive Vice President

                                  EXHIBIT INDEX

Exhibit 1.1: Underwriting Agreement dated as of August 17, 2001 between the Depositor and the Company, and confirmed and accepted by Banc One Capital Markets, Inc., as representative of the underwriters (Filed as part of the Depositor's Current Report on Form 8-K dated September 10, 2001).*

Exhibit 3.1: Limited Liability Company Agreement of the Depositor dated as of June 18, 2001 (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-63354)).*

Exhibit 3.2: Amended and Restated Limited Liability Company Agreement of the Depositor dated as of August 30, 2001 (Filed as part of the Depositor's Current Report on Form 8-K dated September 10, 2001).*

Exhibit 4.1: Trust Agreement dated as of August 30, 2001 among the Depositor, the Owner Trustee and the Company, as administrator (Filed as part of the Depositor's Current Report on Form 8-K dated September 10, 2001).*

Exhibit 4.2: Indenture dates as of August 30, 2001 among the Trust, the Indenture Trustee and the Company, as servicer (Filed as part of the Depositor's Current Report on Form 8-K dated September 10, 2001).*

Exhibit 10.1: Purchase Agreement dated as of August 30, 2001 between the Company and Preferred Receivables Finding Corporation, as sellers and Bond Securitization, LLC, as purchaser (Filed as part of the Depositor's Current Report on Form 8-K dated September 10, 2001).*

Exhibit 10.2: Sale and Servicing Agreement dated as of August 30, 2001 among the Owner Trustee, the Depositor, the Company, as servicer and the Indenture Trustee (Filed as part of the Depositor's Current Report on Form 8-K dated September 10,
2001).*

Exhibit 10.3: Administration Agreement dated as of August 30, 2001 among the Owner Trustee, the Company and the Indenture Trustee (Filed as part of the Depositor's Current Report on Form 8-K dated September 10, 2001).*

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2002.

Exhibit 99.2: Annual Independent Accountant's Certificate for the year ended December 31, 2002.**

*  Incorporated by reference.
** To be filed by amendment.